Form 10KSB
period 2001-12-31
CHOPIN VENTURE GROUP INC
filed 2002-07-26
CIK 1140296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No.0-32725

                           Chopin Venture Group, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-049002263
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

#203 2955 Gladwin Road, Abbotsford, BC V2T 5T4, Canada
---------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (604) 309-6644
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.0001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2001 were $0.00.

As of May 31, 2002, 7,000,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 700,000 shares.

Transitional Small Business Disclosure Format (check one):    Yes      No  X
                                                                  ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Description of Business.
         -----------------------

         Chopin Venture Group, Inc. (the "Company") was incorporated under the laws of the state of Nevada in April, 2000. The Company's corporate offices are located at #203 2955 Gladwin Road, Abbotsford, BC V2T 5T4, Canada; telephone
(604) 309-6644. The Company was originally organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

         As of January 26, 2002, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of BioPlastic Enterprises Ltd. ("BEL") in exchange for the issuance by the Company of a total of 6,300,000 newly issued restricted shares of common voting stock to BEL's shareholder pursuant to the Agreement and Plan of Reorganization, as amended (the "Agreement"), dated as of January 16, 2002, by and between the Company and BEL (the "Closing"). As a condition of the closing of the share exchange transaction, certain shareholders, officers and directors of the Company cancelled 360,00 shares of common stock of the Company following 5-for-1 reverse stock split effected previously by the Company. Immediately prior to the share exchange, there were approximately 19,000 shares of the Company's common stock issued and outstanding. As a result of the acquisition, there were approximately 6,319,000 shares of common stock issued and outstanding. On January 28, 2002, the Company registered on Form S-8 a total of 681,000 shares of common stock for certain consulting, legal services and past remuneration. A total number of shares of common stock outstanding as of May 31, 2002 was 7,000,000.

         BioPlastic Enterprises, Ltd. has acquired the exclusive distribution rights for North America for the raw and finished products which are intended to be manufactured from a unique degradable product formulation. The Company believes that the process is patented in China.

         Upon the Closing, Patricia Morrison-Heller, the Company's Secretary and a director resigned. The new officer and director of the Company who is the designee of BioPlastic Enterprises Ltd., Daryl Desjardins, was appointed by the sole remaining director of the Company, who subsequently resigned in February, 2002.

         Prior to the share exchange transaction with BioPlastics Enterprises, Ltd., the Company had no operating business. The Company was seeking to effect a merger (a "Merger") with a corporation which owns an operating business and wished to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company in fiscal 2001 involved seeking a Merger Target. The Company selected a Merger Target in fiscal 2001, but the transaction was finally negotiated and closed in January, 2002.

         The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 6, Plan of Operation." As such, the Company, prior to the Closing of BEL transaction was defined as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a Merger.

         In addition, Gerry Martin and Patricia Heller, the Company's former officers and directors, served as the directors and officers of eight other companies (identified in Part III, Item 9 below) that contemplate the same business activities as the Company and thus competed directly with the Company. As a result, there may have been a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's and Ms. Heller's fiduciary duty.

         The business activities of the Company in fiscal 2001, described herein classify the Company as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a Merger.

Item 2.  Description of Property
         -----------------------

         In fiscal 2001, the Company neither owned nor leased any real property for its offices. Pursuant to an oral agreement with Gerry Martin, the Company's majority stockholder, officer and director, the Company utilized the office space of Mr. Martin as its principal executive office, at no charge to the Company. As of May 31, 2002, the Company neither owns nor leases any real property. Pursuant to an oral agreement with Hidden Valley Power Company, the Company's majority stockholder, the Company utilizes and will continue to utilize the office space of Hidden Valley Power Company as its principal executive office, at no charge to the Company. Such office is located at #203 2955 Gladwin Road, Abbotsford, BC V2T 5T4, Canada; telephone (604)309-6644.

         The Company has not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings
         -----------------

         We are not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of stockholders in the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

NO PUBLIC MARKET

         The Company's Common Stock is currently not traded on any public trading market. Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a Merger.

         The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At March 31, 2002, there were 7,000,000 shares of Common Stock outstanding and held of record by 28 stockholders.

DIVIDENDS

         The Company does not expect to pay dividends prior to the consummation of a Merger. The payment of dividends after consummating any such Merger, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of a Merger. The payment of any dividends subsequent to a Merger will be within the discretion of the Company's then Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

SHARES ELIGIBLE FOR FUTURE SALE

         The 700,000 shares of Common Stock outstanding as of May 31, 2002 may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         The Company is one of the following ten companies in which investors in the Private Placement conducted in July/August of 2000 were required to make an equal investment: Byron Enterprises, Inc., CastCity.com, Matrix Concepts, Inc., Bermuda Acquisition, Inc.; Harrods Investments, Inc., Silesia Enterprises, Inc., Terra Trema, Inc.,Voyager One, Inc., and Voyager Two. Inc. and the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Plan of Operation

         Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section

21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.)

General

         In fiscal 2001, our plan was to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

         As of January 26, 2002, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of BioPlastic Enterprises Ltd. ("BEL") in exchange for the issuance by the Company of a total of 6,300,000 newly issued restricted shares of common voting stock of to BEL's shareholder pursuant to the Agreement and Plan of Reorganization, as amended (the "Agreement"), dated as of January 16, 2002, by and between the Company and BEL (the "Closing"). As a condition of the closing of the share exchange transaction, certain shareholders, officers and directors of the Company cancelled 360,00 shares of common stock of the Company following 5-for-1 reverse stock split effected previously by the Company. Immediately prior to the share exchange, there were approximately 19,000 shares of the Company's common stock issued and outstanding. As a result of the acquisition, there were approximately 6,319,000 shares of common stock issued and outstanding. A total number of shares of common stock outstanding as of May 31, 2002 was 7,000,000.

         BioPlastic Enterprises, Ltd. has acquired the exclusive distribution rights for North America for the raw and finished products which are intended to be manufactured from a unique degradable product formulation.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2001, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

         BEL is an entity which only recently commenced operations and is a developing company in need of additional funds to expand into new products or markets or seeking to develop new products and needs additional capital which is perceived to be easier to raise by a public company. Indeed, our most common merger candidates are often companies that lack the ability to conduct an IPO, or whose business industry is not well received by the investment banking community.

         Selecting a Merger Target is complex and involves a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of being a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         We do not have sufficient capital with which to provide the owners of Merger Targets significant cash or other assets. We believe we can offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, we have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

         We did not restrict our search to any specific kind of Merger Target, and we merged with an entity which is in its preliminary or development stage. We did not obtain funds in one or more private placements to finance the operation of any acquired business opportunity.

Selection and Evaluation of Merger Targets

         Our management, which in fiscal 2001 consisted of Mr. Martin and Ms. Heller, had complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel and other consultants.

         In connection with its evaluation of a prospective Merger Target, management conducted a due diligence review which encompassed, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which was made available to us.

         We sought potential Merger Targets from all known sources and anticipated that various prospective Merger Targets would be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates.

         In analyzing prospective Merger Targets, management considered, among other factors, such matters as;

         o        the available technical, financial and managerial resources;

         o        working capital and other financial requirements;

         o the current Wall Street and other market and analyst's valuations of similarly situated companies;

         o        history of operation, if any;

         o        prospects for the future;

         o        present and expected competition;

         o the quality and experience of management services which may be available and the depth of that management;

         o the potential for further research, development or exploration;

         o specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company;

         o        the potential for growth or expansion;

         o        the potential for profit;

         o the perceived public recognition or acceptance of products, services or trades; and

         o        name recognition.

         We realize that Merger opportunities in which we may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. Our stockholders must, therefore, depend on management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable. To help offset this and minimize expense we have employed several consultants, who have received stock compensation only, to perform due diligence and assist us in evaluating Merger Targets. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Consultants Retained To Assist In Mergers

         In order to assist us in reviewing and evaluating Merger Targets, we have retained certain consultants. These consultants agreed to receive only securities of the Company as compensation and may be reimbursed for certain out of pocket expenses incurred at our request. We have issued our common stock to such consultants in connection with such services. The shares for the consulting and legal services were subsequently registered on Form S-8. We may be required to retain additional consultants for cash consideration if the need should arise, and we will be limited, by cash on hand in doing so.

Structuring of a Merger

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. We evaluate the possible tax consequences of any prospective Merger and endeavor to structure a Merger so as to achieve the most favorable tax treatment to us, the Merger Target and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to us, the Merger Target and our respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Merger.

         We utilized equity securities in effecting a Merger. We issued a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine times the amount held by our stockholders prior to the Merger. This left current stockholders with approximately 10% of the post-Merger company. We had to effect a 5-to-1 reverse stock split prior to the BEL transaction. To the extent that such additional shares were issued, dilution to the interests of our stockholders occurred. Additionally, a change in control occurred which affected, among other things, our ability to utilize net operating loss carry-forwards, if any.

Equipment and Employees

         In fiscal 2001, we had no operating business and thus no equipment and no employees other than our president, who did not receive a salary.

Expenses for Year Ended December 31, 2001

         Net cash used in operating activities for the twelve months ended December 31, 2001 was ($150) compared to ($4,051) for the period from the inception (April 26, 2000) until December 31, 2000. Net cash provided from financing activities for the twelve months ended December 31, 2001 was $150 compared to ($4,051) for the period from the inception (April 26, 2000) until December 31, 2000. During the twelve months ended December 31, 2001, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

         The expenses of approximately $28,156 for the twelve months ended December 31, 2001 and $2,780 for the period from inception (April 26, 2000) through December 31, 2000, resulted primarily from acquisition due diligence costs, accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission.

Item 7.  Financial Statements
         --------------------

         See the Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-9.

                                                    AUDITED FINANCIAL STATEMENTS

                                                       CHOPIN VENTURE GROUP, INC
                                                (A DEVELOPMENT-STAGE ENTERPRISE)

                                                        As of December 31, 2001,
                                               the Year Ended December 31, 2001,
                                                      the Period From Inception,
                                      April 26, 2000, through December 31, 2000,
                                   and the Period From Inception April 26, 2000,
                                                       through December 31, 2001

                           CHOPIN VENTURE GROUP, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                           F-1

FINANCIAL STATEMENTS

       Balance Sheet                                                   F-2

       Statements of Operations                                        F-3

       Statements of Stockholders' Equity (Deficit)                    F-4

       Statements of Cash Flows                                        F-5

       Notes to Financial Statements                                   F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Chopin Venture Group, Inc.

We have audited the accompanying balance sheet of Chopin Venture Group, Inc. (a Development-Stage Enterprise) (the "Company") as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, the period from inception, April 26, 2000, through December 31, 2000, and the period from inception, April 26, 2000, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, the period from inception, April 26, 2000, through December 31, 2000, and the period from inception, April 26, 2000, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is presently a shell company and has no operations and limited resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Haskell & White LLP

                                             HASKELL & WHITE LLP

June 19, 2002

                           CHOPIN VENTURE GROUP, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET

                                     ASSETS

                                                                    As of
                                                               December 31, 2001
                                                                  ----------
Receivable from trust account (Note 2)                            $     547
                                                                  ----------

           Total assets                                           $     547
                                                                  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                             $  26,678
                                                                  ----------

           Total liabilities                                         26,678
                                                                  ----------

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 4)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                   --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 379,000 shares issued and outstanding             190
       Additional paid-in capital                                     4,615
       Deficit accumulated during the development stage             (30,936)
                                                                  ----------

           Total stockholders' equity (deficit)                     (26,131)
                                                                  ----------

           Total liabilities and stockholders' equity (deficit)   $     547
                                                                  ==========

                 See accompanying notes to financial statements.


                                     CHOPIN VENTURE GROUP, INC.
                                  (A DEVELOPMENT-STAGE ENTERPRISE)

                                      STATEMENTS OF OPERATIONS


                                                               Period From           Period From
                                                            Inception, April 26,  Inception, April 26,
                                             Year Ended         2000, Through       2000, Through
                                          December 31, 2001   December 31, 2000   December 31, 2001
                                          -----------------   -----------------   -----------------

General and administrative expenses       $         28,156    $          2,780    $         30,936
                                          -----------------   -----------------   -----------------

    LOSS BEFORE TAXES                              (28,156)             (2,780)            (30,936)

Provision for income taxes                              --                  --                  --
                                          -----------------   -----------------   -----------------

    NET LOSS                              $        (28,156)   $         (2,780)   $        (30,936)
                                          =================   =================   =================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          378,833             378,000             378,500
                                          =================   =================   =================

NET LOSS PER SHARE                        $         ( 0.07)   $         ( 0.01)   $          (0.08)
                                          =================   =================   =================

                           See accompanying notes to financial statements.

                                                F-3

                                                     CHOPIN VENTURE GROUP, INC.
                                                  (A DEVELOPMENT-STAGE ENTERPRISE)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2001

                                                                                                              Deficit       Total
                                                                                                             Accumulated   Stock-
                                                  Preferred Stock           Common Stock        Additional   During the   holders'
                                                ---------------------   ---------------------     Paid-in    Development   Equity
                                                  Shares     Amount       Shares     Amount       Capital       Stage     (Deficit)
                                                ---------- ----------   ---------- ----------   ----------   ----------   ----------

BALANCES, April 26, 2000                               --  $      --           --  $      --    $      --    $      --    $      --

Issuance of common stock to founders
   for cash                                            --         --      240,000        120        1,380           --        1,500

Issuance of common stock to founders
   for services                                        --         --      121,000         60          544           --          604

Issuance of common stock in private placement
    for cash held by attorney in trust account         --         --       17,000          9        2,542           --        2,551

Net loss for the period from
   inception, April 26, 2000,
   through December 31, 2000                           --         --           --         --           --       (2,780)      (2,780)
                                                ---------- ----------   ---------- ----------   ----------   ----------   ----------

BALANCES, December 31, 2000                            --         --      378,000        189        4,466       (2,780)       1,875

Issuance of common stock in private placement
   for cash held by attorney in trust account          --         --        1,000          1          149           --          150

Net loss for the year ended December 31, 2001          --         --           --         --           --      (28,156)     (28,156)
                                                ---------- ----------   ---------- ----------   ----------   ----------   ----------

BALANCES, December 31, 2001                            --  $      --      379,000  $     190    $   4,615    $ (30,936)   $ (26,131)
                                                ========== ==========   ========== ==========   ==========   ==========   ==========

                                           See accompanying notes to financial statements.

                                                                F-4


                                              CHOPIN VENTURE GROUP, INC.
                                           (A DEVELOPMENT-STAGE ENTERPRISE)

                                               STATEMENTS OF CASH FLOWS


                                                                                   Period From           Period From
                                                                               Inception, April 26,  Inception, April 26,
                                                               Year Ended         2000, Through       2000, Through
                                                            December 31, 2001   December 31, 2000   December 31, 2001
                                                            -----------------   -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                $        (28,156)   $        (2,780)    $        (30,936)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
         Issuance of common stock for services                            --                 604                 604
    Increase (decrease) from changes in:
         Receivable from trust account                                 1,690              (2,237)               (547)
         Accounts payable and accrued expenses                        26,316                 362              26,678
                                                            -----------------   -----------------   -----------------

                  Net cash used by operating activities                 (150)             (4,051)             (4,201)
                                                            -----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash proceeds held by attorney in trust
     account from the issuance of
     common stock                                                        150               4,051               4,201
                                                            -----------------   -----------------   -----------------

                  Net cash provided by financing activities              150               4,051               4,201
                                                            -----------------   -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                           --                  --                  --
                                                            -----------------   -----------------   -----------------

CASH, BEGINNING OF PERIOD                                                 --                  --                  --
                                                            -----------------   -----------------   -----------------

CASH, END OF PERIOD                                         $             --    $             --    $             --
                                                            =================   =================   =================

                                    See accompanying notes to financial statements.

                                                         F-5

                           CHOPIN VENTURE GROUP, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2001

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Chopin Venture Group, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of December 31, 2001 (Note 4).

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

         INCOME TAXES

         The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for federal and state income tax reporting purposes.

         REVERSE STOCK SPLIT

         In January 2002, the Company effected a 5 for 1 reverse stock split of the Company's common shares. The accompanying financial statements are presented assuming the reverse stock split had occurred on April 26, 2000.

                           CHOPIN VENTURE GROUP, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2001

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOING CONCERN AND MANAGEMENT'S PLANS

         The Company is presently a shell company and has no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for operating opportunities through business combinations or mergers. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

         RECENT ACCOUNTING STATEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the use of the purchase method of accounting to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's financial position or results of operations, except that the business combination described in Note 4 is required to be accounted for using the purchase method of accounting.

         In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. It also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002. The adoption of this statement will not have a significant impact on the Company's financial position and results of operations.

                           CHOPIN VENTURE GROUP, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2001

2.       EQUITY TRANSACTIONS

         In April 2000, the Company issued 240,000 (post-split) shares of common stock to its president in exchange for cash of $1,500. The Company also issued 1,000 shares of its common stock to a former director in exchange for services rendered. Management deemed such services to have a nominal value.

         In April 2000, the Company issued 120,000 shares of common stock in exchange for legal services valued at $600 (Note 3).

         In connection with private placements of its common stock, the Company has issued an aggregate of 18,000 shares of common stock in exchange for cash aggregating $2,700 through December 31, 2001. As of December 31, 2001, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

         In connection with the business combination described in Note 4, the majority stockholders of the Company agreed to cancel a total of 360,000 shares of common stock.

3.       RELATED-PARTY TRANSACTIONS

         During the year ended December 31, 2001 and the period from inception, April 26, 2000, through December 31, 2000, the Company received legal services from a stockholder that aggregated $12,366 and $2,163, respectively. In connection with these services, the Company owes the related stockholder $11,881 at December 31, 2001, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

         During the quarter ended December 31, 2001, the Company received consulting services from an entity controlled by the Company's then president aggregating $13,722. Such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

                           CHOPIN VENTURE GROUP, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2001

4.       SUBSEQUENT EVENTS

         In January 2002, the Company acquired all of the issued and outstanding common stock of BioPlastic Enterprises Ltd., a British Columbia corporation ("BEL") in exchange for 6,300,000 newly issued, restricted shares of the Company's common stock. BEL has acquired the exclusive distribution rights for North America for raw and unfinished products manufactured from a unique degradable product formulation that management believes is patented in China.

         As a condition to the closing of this transaction, certain shareholders, officers, and directors of the Company cancelled 360,000 shares of their common stock, which left 19,000 shares of common stock outstanding immediately prior to the business combination (Note 3). On January 28, 2002, the Company registered on Form S-8 a total of 681,000 shares of the Company's common stock for past consulting and legal services rendered to the Company.

         In connection with this business combination, the Company's then current officers and directors resigned, and a new officer and director was appointed.

         The Company expects to account for this business combination as a recapitalization of the Company. The following unaudited pro forma information summarizes the consolidated results of the Company and BEL as of December 31, 2001 and the year then ended as if the transaction had occurred on January 1, 2001.

         PRO FORMA INFORMATION - UNAUDITED
         ---------------------------------

         Total assets                                       $       32,022

         Total liabilities                                         152,798

         Total stockholders' deficit                              (120,776)

         Net sales                                                       -

         Net loss                                                   55,545

         Loss per common share                                        0.01

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                     Age       Title
----                     ---       ------

Daryl Desjardins         46        President, Treasurer, Secretary and Director
Gerry Martin             48        Former President, Treasurer and Director
Patricia M. Heller       53        Former Secretary

         DARYL DESJARDINS, has been President, Treasurer, Secretary and Director of the Issuer since January 25, 2002. Mr. Desjardins has been the President of BioPlastic Enterprises, Ltd. and the shareholder, director and financial advisor to Hidden Valley Power, Ltd., a majority shareholder of the Issuer. Mr. Desjardins negotiated land purchase for Hidden Valley Power, Ltd. and advised Hidden Valley Power Ltd. on variety of corporate/finance and energy related matters. From 1997 to 2000, Mr. Desjardins served as financial adviser to Pro-Roads Systems, Inc., a publicly traded company.

         GERRY MARTIN, has been an officer and director of the Company from its inception until February, 2002. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 26 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital. Mr. Martin is a director and a member of the audit committee of Prolong International, Inc., a public company.

         PATRICIA HELLER, has been an officer and director of each of the Companies from their inception until January, 2002. Ms. Heller has been a secretary and paralegal in the area of corporate, securities and transnational law for the last 30 years. Ms. Heller received her Paralegal Certificate from the University of California, Irvine.

         The Company currently has no employees.

         The following chart summarizes certain information concerning the blank check companies with which Mr. Martin and Ms. Heller are or have been directors/officers and which have filed or intend to file a registration statement with the SEC, as of this date.

COMPANY NAME
SEC FILE NUMBER                     STATE        10SB FILE DATE
---------------                     -----        --------------
Byron Enterprises, Inc.             Nevada       May 11, 2001
0-32719

Castcity.com                        Nevada       May 11, 2001
0-32725

Matrix Concepts, Inc.               Nevada       May 11, 2001
0-32721

Bermuda Acquisition, Inc.           Nevada       May 11, 2001
0-32723

Harrods Investments, Inc.           Nevada       May 11, 2001
0-32729

Silesia Enterprises, Inc.           Nevada       May 11, 2001
0-32731

Terra Trema, Inc.                   Nevada       May 11, 2001
0-32733

Voyager One, Inc.                   Nevada       May 11, 2001
0-32737

Voyager Two, Inc.                   Nevada       May 11, 2001
0-32739

Item 10.  Executive Compensation
          ----------------------

         As of January 26, 2002, Daryl Desjardins is the sole officer and director of the Company. The Company's former officer and director, Ms. Heller, did not receive any compensation for her services as the director and officer of the Company in fiscal 2001. Mr. Martin received 274,441 shares of common stock of the Company in lieu of the cash payment of $13,722 for his services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of May 31,2002. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                            AMOUNT OF
NAME AND                                    BENEFICIAL            PERCENT OF
ADDRESS                    DIRECT           OWNERSHIP *           CLASS *
-------                    ------           -----------           -------

Daryl Desjardins (1)                                0                 0%
President, Treasurer,
Secretary  and Director

Hidden Valley Power Company Ltd. (1)        6,300,000                90%

All Directors and Officers
as a Group (1 person)                       6,300,000                90%

--------------------

* Based upon 7,000,000 shares of common stock outstanding as of May 31, 2002.

         As used in this table, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) c/o the Company's address at #203 2955 Gladwin Rd.,Abbotsford, BC V2T 5T4, Canada. Mr. Desjardins is a 50% shareholder of Hidden Valley Power Company, Ltd.

         As of May 31, 2002, there were approximately 28 shareholders of record.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         In fiscal 2001, the Company has had no operating business and engaged in no transactions in which Ms. Heller has had any direct or indirect material interest. Mr. Martin received 274,441 shares of the Company's common stock in lieu of the cash payment of $13, 722.00 for his services.

         Mr. Desjardins, the Company's current officer and director is a 50% shareholder of the Company's majority shareholder (90%), Hidden Valley Power Company, Inc. The Company uses at no additional charge the executive offices of Hidden Valley Power Company, Inc.

         Prior to their involvement with the Company, Ms. Heller has not been involved in any "blind pool" or "blank check" offerings. Mr. Martin and Ms. Heller are affiliated with eight other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As described above, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Martin and Ms. Heller may have similar legal obligations to present certain business opportunities to multiple entities.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
--------------      -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                    Private Placement*
--------------------------------

* Previously filed with the Securities and exchange Commission on Form 10-SB.

(b)  Reports on Form 8-K

    Reports on Form 8-K was filed during the first quarter of 2002. No reports on Form 8-K were filed during the fiscal year 2001.

                                   Signatures
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Chopin Venture Group, Inc.

                                  By /s/ Daryl Desjardins
                                  --------------------------------------------
                                  Daryl Desjardins, President and
                                  Treasurer
                                    Date: July 22, 2002

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             By /s/ Daryl Desjardins
                                  --------------------------------------------
                                  Daryl Desjardins, President,
                                  Treasurer and Director
                                    Date: July 22, 2002