Form 10QSB
period 2002-03-31
CHOPIN VENTURE GROUP INC
filed 2002-09-20
CIK 1140296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                        COMMISSION FILE NUMBER: 000-32725

                           CHOPIN VENTURE GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                   88-0492263
                ------                                   ----------
       (State or jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                 Identification No.)


             #203 2955 GLADWIN ROAD, ABBOTSFORD, BC   V2T 5T4, CANADA
             ------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                  Registrant's telephone number: (604) 835-6661

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 17, 2002 - 7,000,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                           CHOPIN VENTURE GROUP, INC.

                                      Index


                                                                         Page
                                                                        Number
PART I.    FINANCIAL INFORMATION

Item 1       Condensed Consolidated Financial Statements (unaudited)
             ------------------------------------------------------
             Balance Sheet                                               3
             Statements of Operations                                    4
             Statements of Cash Flows                                    5
             Notes to Financial Statements                              6-7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

Part II.   OTHER INFORMATION

Item 1.      Legal Proceedings                                           9

Item 2.      Change in Securities and Use of Proceeds                    9

Item 3       Defaults Upon Senior Securities                             9

Item 4.      Submission of Matters to a Vote of Security Holders         9

Item 5.      Other Information                                           9

Item 6.      Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                              10

PART III.  EXHIBITS

Part I.  Financial Information
Item 1   Financial Statements



                           Chopin Venture Group, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                     As of
                                                                    March 31,
                                                                      2002
                                                                 --------------
Cash                                                             $            -
Receivable from trust account (Note 2)                                      547
Other assets                                                             12,544
                                                                 --------------
                  Total assets                                   $       13,091
                                                                 ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses (Note 2)                   $       70,099
Other liabilities                                                        14,269
                                                                 --------------
                 Total liabilities                                       84,367
                                                                 --------------

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 1)
Preferred stock, $.0001 par value; 5,000,000 shares
authorized;  0 shares issued and outstanding                                  -
Common stock, $.0001 par value; 10,000,000 shares
authorized; 7,000,000 shares issued and outstanding                         888
Additional paid-in capital                                               38,030
Accumulated deficit                                                    (110,194)
                                                                 --------------

                  Total stockholders' equity (deficit)                  (71,276)
                                                                 --------------
                  Total liabilities and stockholders' equity
                    (deficit)                                    $       13,091
                                                                 ==============

     See accompanying notes to condensed consolidated financial statements.

                           Chopin Venture Group, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Three Months         Three Months
                                            Ended                Ended
                                        March 31, 2002        March 31, 2001
                                        --------------        --------------

General and administrative expenses     $       12,637        $       14,638
                                        --------------        --------------

    LOSS BEFORE TAXES                          (12,637)              (14,638)

Provision for income taxes                           -                     -
                                        --------------        --------------

    NET LOSS                            $      (12,637)       $      (14,638)
                                        ==============        ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    4,793,000                   100
                                        ==============        ==============

NET LOSS PER SHARE                      $       (0.00)        $      (146.38)
                                        ==============        ==============













     See accompanying notes to condensed consolidated financial statements.


                           Chopin Venture Group, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months       Three Months
                                                       Ended              Ended
                                                   March 31, 2002     March 31, 2001
                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $      (12,637)    $      (14,638)
Adjustment to reconcile net loss to net cash
used by operating activities

     Issuance of common stock for services                  7,372                  -

Increase (decrease) from changes in
     Accounts payable and accrued expenses                  5,265             14,638
                                                   --------------     --------------

     Net cash used by operating activities                      -                  -
                                                   --------------     --------------

NET INCREASE (DECREASE) IN CASH                                 -                  -
                                                   --------------     --------------

CASH, BEGINNING OF PERIOD                                       -                  -
                                                   --------------     --------------

CASH, END OF PERIOD                                $            -     $            -
                                                   ==============     ==============







     See accompanying notes to condensed consolidated financial statements.

                           CHOPIN VENTURE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Business and Basis of Presentation
         ----------------------------------
         Chopin Venture Group, Inc. ("Chopin") was incorporated on April 26, 2000 under the laws of the State of Nevada to develop operating opportunities through combinations or mergers. In January 2002, Chopin acquired all of the issued and outstanding common stock of BioPlastic Enterprises Ltd., a British Columbia corporation that was originally incorporated as Yume Development, Inc. on October 7, 1992 ("BEL"), in exchange for 6,300,000 newly issued, restricted shares of Chopin's common stock. In connection with this business combination, Chopin's then current officers and directors resigned, and BEL's President became the President and the sole director of the consolidated Registrant (the "Registrant"). As a result of the above factors, BEL is deemed to be accounting acquirer.

         BEL has acquired the exclusive distribution rights for North America for raw and unfinished products manufactured from a unique degradable product formulation that BEL's management believes is patented in China.

         As a condition to the closing of this transaction, certain shareholders, officers, and directors of Chopin cancelled 360,000 shares of their common stock, which left 19,000 shares of common stock outstanding immediately prior to the business combination. On January 28, 2002, Chopin registered on Form S-8 a total of 681,000 shares of Chopin's common stock for past consulting and legal services rendered to Chopin.

         The accompanying March 31, 2002 condensed consolidated financial statements include the accounts of BEL and Chopin since the date of the business combination. Intercompany transactions and balances have been eliminated in consolidation. The accompanying March 31, 2001 condensed financial statements include only the accounts of BEL, as the accounting acquirer.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Registrant's financial position, results of operations and cash flows for the three months ended March 31, 2002 and 2001.

                            CHOPIN VENTURE GROUP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Business and Basis of Presentation (continued)
         ----------------------------------------------
         These financial statements are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in Chopin's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

         Management Estimates
         --------------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Going Concern and Management's Plans
         ------------------------------------
         The Registrant presently has no operations and limited financial and other resources. Such matters raise substantial doubt about the Registrant's ability to continue as a going concern. Management's plans with respect to these conditions are to search for additional debt and/or equity funding and continue development of its business plan. In the interim, the Registrant will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Registrant will continue as a going concern.

2.       RELATED-PARTY TRANSACTIONS

         During the quarter ended March 31, 2002, Chopin received legal services from a stockholder that aggregated $5,000. In connection with these services, Chopin owes the related stockholder $5,000 at March 31, 2002, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains Chopin's remaining, unexpended cash proceeds in a trust account.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation.

During the first quarter of 2002 the Registrant consummated a transaction whereby the Registrant acquired all the issued and outstanding shares of BioPlastic Enterprises, Ltd. ("BEL") in exchange for the issuance by the Registrant of a total of 6,300,000 newly issued restricted shares of common voting stock to BEL's Shareholders pursuant to the Agreement and a Plan of Reorganization as amended. BioPlastic Enterprises, Ltd. has acquired the exclusive distribution rights for North America for the raw and finished products which are intended to be manufactured from a unique degradable product formulation. The Registrant believes the process is patented in China. The proprietary starch resin raw material formulation available to BEL was developed by Nanjing Sushi Degradable Resin Chemical Industry Co. Ltd. ("Nanjing Sushi"), a first Chinese industrial manufacturer processing degradable resin products. BEL intends to purchase raw biodegradable plastic pellets from Nanjing Sushi and either resell raw pellets to OEM customers in North America or manufacture finished goods in North America. Management expects that sixty percent of the finished goods will be sold in domestic North American market and forty percent exported worldwide. BEL is an entity which only recently commenced operations and is a developing Registrant in need of additional funds to expand into new products or markets or seeking to develop new products and needs additional capital which is perceived to be easier to raise by a public Registrant. The Registrant plans to do a private placement to existing shareholders and investors in Canada to secure working capital in the fourth quarter of 2002. Until then the Registrant will rely on loans from its principal shareholders.

Forward-Looking Statements

The foregoing Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II

ITEM 1.  LEGAL PROCEEDINGS

         To the best knowledge of the officers and directors of the Registrant, neither the Registrant nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

ITEM 2.  CHANGES IN SECURITIES

         As a condition of the closing of the share exchange transaction, certain shareholders, officers and directors of the Registrant cancelled 360,00 shares of common stock of the Registrant following 5-for-1 reverse stock split effected previously by the Registrant. Immediately prior to the share exchange, there were approximately 19,000 shares of the Registrant's common stock issued and outstanding. As a result of the acquisition, there were approximately 6,319,000 shares of common stock issued and outstanding. On January 28, 2002, the Registrant registered on Form S-8 a total of 681,000 shares of common stock for certain consulting, legal services and past remuneration. A total number of shares of common stock outstanding as of March 31, 2002 was 7,000,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The President of the Registrant is attempting to have the Registrant enter the wind energy generation business. The Registrant believes it can secure necessary capital to enter this venture through joint ventures and/or partnerships.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

   (b)   Reports on Form 8-K

On February 20, 2002, Registrant filed a current report on Form 8-K dated January 26, 2002, to report: (1) change in control of Registrant; (2) acquisition by Registrant of Bioplastic Enterprises, Ltd.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHOPIN VENTURE GROUP, INC.



Date: September 20, 2002                   By:   /s/ DARYL DESJARDINS
                                                 --------------------
                                                 Daryl Desjardins, Chief
                                                  Executive Officer