Form 10QSB
period 2002-06-30
CHOPIN VENTURE GROUP INC
filed 2002-09-27
CIK 1140296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


             #203 2955 Gladwin Road, Abbotsford,   BC V2T 5T4, Canada
             --------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

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

                           CHOPIN VENTURE GROUP, INC.

                                      Index

                                                                        Page
                                                                       Number
PART I.   FINANCIAL INFORMATION                                        ------

Item 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            Balance Sheet                                                 3
            Statements of Operations                                      4
            Statements of Cash Flows                                      5
            Notes to Financial Statements                                6-7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               9

Item 2.   Change in Securities and Use of Proceeds                        9

Item 3    Defaults Upon Senior Securities                                 9

Item 4.   Submission of Matters to a Vote of Security Holders             9

Item 5.   Other Information                                               9

Item 6.   Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                               10

PART III.  EXHIBITS

Part I.  Financial Information
Item 1  Financial Statements

                           CHOPIN VENTURE GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                      As of
                                                                    June 30,
                                                                       2002
                                                                 -------------
Cash                                                             $           -

Receivable from trust account (Note 2)                                     787

Other assets                                                            13,198
                                                                 -------------

           Total assets                                          $      13,985
                                                                 =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses (Note 2)                   $      73,724
Advances from shareholders (Note 2)                                      4,985
Other liabilities                                                       15,013
                                                                 -------------

           Total liabilities                                            93,722
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 1)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                       -
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 7,000,000 shares issued and outstanding              888
       Additional paid-in capital                                       38,033
       Accumulated deficit                                            (118,658)
                                                                 -------------

           Total stockholders' equity (deficit)                        (79,737)
                                                                 -------------
           Total liabilities and stockholders' equity
              (deficit)                                          $      13,985
                                                                 =============


     See accompanying notes to condensed consolidated financial statements.


                           CHOPIN VENTURE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Three Months     Three Months      Six Months      Six Months
                                         Ended            Ended           Ended            Ended
                                     June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2002
                                     -------------    -------------    -------------    -------------
General and administrative expenses  $       4,990    $      14,039    $      17,627    $      28,677
                                     -------------    -------------    -------------    -------------

    LOSS BEFORE TAXES                       (4,990)         (14,039)         (17,627)         (28,677)

Provision for income taxes                       -                -                -                -
                                     -------------    -------------    -------------    -------------

    NET LOSS                         $      (4,990)   $     (14,039)   $     (17,627)   $     (28,677)
                                     =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      7,000,000              100        5,950,000              100
                                     =============    =============    =============    =============

NET LOSS PER SHARE                   $       (0.00)   $     (140.39)   $      (0.00)    $     (286.77)
                                     =============    =============    =============    =============










     See accompanying notes to condensed consolidated financial statem

                           CHOPIN VENTURE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Six Months Ended    Six Months Ended
                                                     June 30, 2002       June 30, 2001
                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                       $        (17,627)   $        (28,677)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
         Issuance of common stock for services                7,372                   -
    Increase (decrease) from changes in:
         Accounts payable and accrued expenses                5,270             (28,677
                                                   ----------------    ----------------

                  Net cash used by operating
                     activities                              (4,985)                  -
                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Advances from shareholders                                4,985                   -
                                                   ----------------    ----------------
                  Net cash provided by financing
                     activities                               4,985                   -
                                                   ----------------    ----------------

NET INCREASE (DECREASE) IN CASH                                   -                   -
                                                   ----------------    ----------------

CASH, BEGINNING OF PERIOD                                         -                   -
                                                   ----------------    ----------------

CASH, END OF PERIOD                                $              -    $              -
                                                   ================    ================




     See accompanying notes to condensed consolidated financial statem

                           CHOPIN VENTURE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2002

1.   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business and Basis of Presentation
     ----------------------------------

     Chopin Venture Group, Inc. ("Chopin") was incorporated on April 26, 2000 under the laws of the State of Nevada to develop operating opportunities through business combinations or mergers. In January 2002, Chopin acquired all of the issued and outstanding common stock of BioPlastic Enterprises Ltd., a British Columbia corporation that was originally incorporated as Yume Development, Inc. on October 7, 1992 ("BEL"), in exchange for 6,300,000 newly issued, restricted shares of Chopin's common stock. In connection with this business combination, Chopin's then current officers and directors resigned, and BEL's President became the President and the sole director of the consolidated company (the "Company"). As a result of the above factors, BEL is deemed to be accounting acquirer.

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

     The accompanying June 30, 2002 unaudited condensed consolidated financial statements include the accounts of BEL and Chopin since the date of the business combination. Intercompany transactions and balances have been eliminated in consolidation. The accompanying June 30, 2001 condensed financial statements include only the accounts of BEL, as the accounting acquirer.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six and three months ended June 30, 2002 and 2001.

                           CHOPIN VENTURE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2002

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

     Going Concern and Management's Plans
     ------------------------------------

     The Company presently has no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for additional debt and/or equity funding and continue development of its business plan. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.


2.   RELATED-PARTY TRANSACTIONS

     During the quarter ended June 30, 2002, Chopin received legal services from a stockholder that aggregated $3,750. In connection with such legal services, Chopin owes the related stockholder $5,750 at June 30, 2002, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains Chopin's remaining, unexpended cash proceeds in a trust account.

     During the quarter ended June 30, 2002, Chopin received advances from shareholders aggregating $4,985. Such advances are not collateralized, do not bear interest, and have no stated repayment terms.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation.

During the first quarter of 2002 the Registrant consummated a transaction whereby the Registrant acquired all the issued and outstanding shares of BioPlastic Enterprises, Ltd. ("BEL") in exchange for the issuance by the Registrant of a total of 6,300,000 newly issued restricted shares of common voting stock to BEL's Shareholders pursuant to the Agreement and a Plan of Reorganization as amended. BioPlastic Enterprises, Ltd. has acquired the exclusive distribution rights for North America for the raw and finished products which are intended to be manufactured from a unique degradable product formulation. The Registrant believes the process is patented in China. The proprietary starch resin raw material formulation available to BEL was developed by Nanjing Sushi Degradable Resin Chemical Industry Co. Ltd. ("Nanjing Sushi"), a first Chinese industrial manufacturer processing degradable resin products. BEL will purchase raw bio-degradable plastic pellets from Nanjing Sushi and either resell raw pellets to OEM customers in North America or manufacture finished goods in North America. Sixty percent of the finished goods are to be sold in domestic North American market and forty percent exported worldwide. BEL is an entity which only recently commenced operations and is a developing Registrant in need of additional funds to expand into new products or markets or seeking to develop new products and needs additional capital which is perceived to be easier to raise by a public Registrant. The Registrant plans to do a private placement to existing shareholders and investors in Canada to secure working capital in the fourth quarter of 2002. Until then the Registrant will rely on loans from its principal shareholders.

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

ITEM 2.  CHANGES IN SECURITIES

     As a condition of the closing of the share exchange transaction, set forth above, certain shareholders, officers and directors of the Registrant cancelled 360,00 shares of common stock of the Registrant following 5-for-1 reverse stock split effected previously by the Registrant. Immediately prior to the share exchange, there were approximately 19,000 shares of the Registrant's common stock issued and outstanding. As a result of the acquisition, there were approximately 6,319,000 shares of common stock issued and outstanding. On January 28, 2002, the Registrant registered on Form S-8 a total of 681,000 shares of common stock for certain consulting, legal services and past remuneration. A total number of shares of common stock outstanding as of June 30, 2002 was 7,000,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     The President of the Registrant is attempting to have the Registrant enter the wind energy generation business. The Registrant believes it can secure necessary capital to enter this venture through joint ventures and/or partnerships. The Registrant has found property in British Columbia, Canada which the Registrant believes is ideal for the generation of energy. The property is positioned so that direct access to the British Columbia, Canada power grid is available to Registrant.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

         None.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHOPIN VENTURE GROUP, INC.



Date: September 27, 2002                By: /s/ Daryl Desjardins
                                            -----------------------
                                            Daryl Desjardins
                                            Chief Executive Officer